Form 10-Q
period 1997-06-30
PREMIER AUTO TRUST 1997 1
filed 1997-08-14
CIK 1039197

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q



/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended     June 30, 1997
                                       ----------------------

                                      OR

/   /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

        For the transition period from              to
                                       ------------    -------------

Commission file number   -
                       -----------

                          PREMIER AUTO TRUST 1997-1
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             State of Delaware                                38-3341733
-----------------------------------------------------------------------------
     (State or other jurisdiction of                      (I.R.S.  Employer
      incorporation or organization)                      Identification No.)


   27777 Franklin Road, Southfield, Michigan                         48034
-----------------------------------------------------------------------------
    (Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code       (248) 948-3058
                                                   --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes __ X __   No _______

                        PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

The interim financial data presented herein are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of such information (see Note 1). Results for interim periods should not be considered indicative of results for a full year.


                          PREMIER AUTO TRUST 1997-1
                 STATEMENT OF ASSETS, LIABILITIES AND EQUITY
                                JUNE 30, 1997
                           (in millions of dollars)


ASSETS

Cash and Cash Equivalents (Note 1)                    $   69.0

Receivables (Note 3)                                   1,382.2
                                                      --------


TOTAL ASSETS                                          $1,451.2
                                                      ========



LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 1)         $  108.1

Asset Backed Notes (Notes 3 and 4)                     1,343.1
                                                      --------


TOTAL LIABILITIES AND EQUITY                          $1,451.2
                                                      ========

See Notes to Financial Statements.


                          PREMIER AUTO TRUST 1997-1
                 STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
        FOR THE PERIOD MARCH 1, 1997 (INCEPTION) THROUGH JUNE 30, 1997
                          (in millions of dollars)


CASH RECEIPTS

Proceeds from Sale of Notes and Certificates              $1,500.0

Collections of Principal & Interest, and Other               248.5
                                                          --------

TOTAL CASH RECEIPTS                                        1,748.5
                                                          --------



CASH DISBURSEMENTS

Purchase of Receivables                                    1,500.0

Distributions of Principal                                   156.9

Distributions of Interest                                     18.8

Distributions of Service Fees                                  3.8
                                                          --------

TOTAL CASH DISBURSEMENTS                                   1,679.5
                                                          --------

CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS             $   69.0
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


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as a part of this report:

Exhibit No.

     3         Certificate of Trust of Premier Auto Trust 1997-1. Filed as
               Exhibit 3 to the Trust's Quarterly report on Form 10-Q for the period ended March 31, 1997, and incorporated herein by reference.

     4.1 Amended and Restated Trust Agreement, dated as of March 1, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation and Chase Manhattan Bank Delaware, as Owner Trustee. Filed as Exhibit 4.1 to the Trust's Quarterly report on Form 10-Q for the period ended March 31, 1997, and incorporated herein by reference.

     4.2 Indenture, dated as of March 1, 1997, between Premier Auto Trust 1997-1 and The First National Bank of Chicago, as Indenture Trustee (excluding Schedule A). Filed as Exhibit 4.2 to the Trust's Quarterly report on Form 10-Q for the period ended March 31, 1997, and incorporated herein by reference.

     4.3 Sale and Servicing Agreement, dated as of March 1, 1997, between Premier Auto Trust 1997-1 and Chrysler Financial Corporation (excluding Schedules A and C). Filed as Exhibit
               4.3 to the Trust's Quarterly report on Form 10-Q for the period ended March 31, 1997, and incorporated herein by reference.

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








                                  Premier Auto Trust 1997-1 (Registrant)
                             By:  Chrysler Financial Corporation, as Servicer
                                  -------------------------------------------






Date:  August 13, 1997       By:  /s/ T. F. Gilman
                                  -------------------------------------------
                                  T. F. Gilman, Vice President and Controller
                                                Principal Accounting Officer

                          PREMIER AUTO TRUST 1997-1


                                EXHIBIT INDEX





Exhibit
Number                          Description of Exhibit
--------                        ----------------------


   3          Certificate of Trust of Premier Auto Trust 1997-1. Filed as
              Exhibit 3 to the Trust's Quarterly Report on Form 10-Q for the period ended March 31, 1997, and incorporated herein by reference.

   4.1 Amended and Restated Trust Agreement, dated as of March 1, 1997, among Premier Receivables L.L.C., Chrysler Financial Corporation and Chase Manhattan Bank Delaware, as Owner Trustee. Filed as Exhibit 4.1 to the Trust's Quarterly Report on Form 10-Q for the period ended March 31, 1997, and incorporated herein by reference.

   4.2 Indenture, dated as of March 1, 1997, between Premier Auto Trust 1997-1 and The First National Bank of Chicago, as Indenture Trustee (excluding Schedule A). Filed as
              Exhibit 4.2 to the Trust's Quarterly Report on Form 10-Q for the period ended March 31, 1997, and incorporated herein by reference.

   4.3 Sale and Servicing Agreement, dated as of March 1, 1997, between Premier Auto Trust 1997-1 and Chrysler Financial Corporation (excluding Schedules A and C). Filed as Exhibit 4.3 to the Trust's Quarterly Report on Form 10-Q for the period ended March 31, 1997, and incorporated herein by reference

   27         Financial Data Schedule