Form 10-Q
period 1997-09-30
PREMIER AUTO TRUST 1997 1
filed 1997-11-14
CIK 1039197

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q



_ X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended  September 30, 1997
                                     -------------------

                                      OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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
                                                   --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes_ X_   No___

                        PART I. FINANCIAL INFORMATION
                        -----------------------------


ITEM 1.     FINANCIAL STATEMENTS
-------     --------------------

The interim financial data presented herein are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of such information (see Note 1). Results for interim periods should not be considered indicative of results for a full year.



ITEM 1.     FINANCIAL STATEMENTS - (CONTINUED)
-------     ----------------------------------


                          PREMIER AUTO TRUST 1997-1
                 STATEMENT OF ASSETS, LIABILITIES AND EQUITY
                              SEPTEMBER 30, 1997
                           (in millions of dollars)


ASSETS
Cash and Cash Equivalents (Note 1)                      $     59.9

Receivables (Note 3)                                       1,246.5
                                                        ----------

TOTAL ASSETS                                            $  1,306.4
                                                        ==========

LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 1)           $     88.9

Asset Backed Notes (Notes 3 and 4)                         1,217.5
                                                        ----------

TOTAL LIABILITIES AND EQUITY                            $  1,306.4
                                                        ==========


See Notes to Financial Statements.

-------     ----------------------------------


                          PREMIER AUTO TRUST 1997-1
                 STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
                   FOR THE PERIOD MARCH 1, 1997 (INCEPTION)
                        THROUGH SEPTEMBER 30, 1997 (in
                             millions of dollars)


CASH RECEIPTS
Proceeds from Sale of Notes and Certificates                  $1,500.0

Collections of Principal & Interest, and Other                   392.8
                                                              --------

TOTAL CASH RECEIPTS                                            1,892.8
                                                              --------

CASH DISBURSEMENTS

Purchase of Receivables                                        1,500.0

Distributions of Principal                                       282.5

Distributions of Interest                                         38.6

Distributions of Excess Reserves to Seller                         4.5

Distributions of Service Fees                                      7.3
                                                              --------
TOTAL CASH DISBURSEMENTS                                       1,832.9
                                                              --------
CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS                 $   59.9
                                                              ========



See Notes to Financial Statements.

------  ----------------------------------


                          PREMIER AUTO TRUST 1997-1
                        NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

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


NOTE 2 - RELATED PARTIES
------------------------

Premier L.L.C. is a limited liability company controlled by CFC.


NOTE 3 - SALE OF ASSET BACKED NOTES
-----------------------------------

The Trust was formed under the laws of Delaware pursuant to an Amended and Restated Trust Agreement dated as of March 1, 1997, among Premier L.L.C., CFC, and Chase Manhattan Bank Delaware, acting thereunder not in its individual capacity but solely as trustee of the Trust.

------------------------------------------


                          PREMIER AUTO TRUST 1997-1
                        NOTES TO FINANCIAL STATEMENTS


NOTE 3 - SALE OF ASSET BACKED NOTES - continued
-----------------------------------------------

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


NOTE 4 - PRINCIPAL AND INTEREST PAYMENTS
----------------------------------------

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


NOTE 5 - FEDERAL INCOME TAXES
-----------------------------

In the opinion of outside legal counsel, for federal income tax purposes, the Notes will be characterized as debt, and the Trust will not be characterized as an association (or a publicly traded partnership) taxable as a corporation.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------     ---------------------------------------
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            ---------------------------------------------


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

The Trust has no employees.

                          PART II. OTHER INFORMATION
                          --------------------------


ITEMS 1,2,3,4,5
---------------

There is nothing to report with regard to these items.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
-------     --------------------------------

(a) The following exhibits are filed as a part of this report:

Exhibit No.
-----------

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








                                  Premier Auto Trust 1997-1 (Registrant)
                            By:   Chrysler Financial Corporation, as Servicer
                                  -------------------------------------------







Date:  November 13, 1997    By:     /s/  T. F. Gilman
                                  -------------------------------------------
                                  T. F. Gilman, Vice President and Controller
                                                 Principal Accounting Officer

                          PREMIER AUTO TRUST 1997-1
                          -------------------------


                                EXHIBIT INDEX
                                -------------





    Exhibit
    Number                   Description of Exhibit
    ------                   ----------------------


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