Form 10-K
period 1997-12-31
PREMIER AUTO TRUST 1997 1
filed 1998-03-27
CIK 1039197

CONFORMED




                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-K



__X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

      For the fiscal year ended December 31, 1997

                                      OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from                to
                                     --------------     --------------
Commission file number   -
                      ------------

                          PREMIER AUTO TRUST 1997-1
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          State of Delaware                                  38-3341733
------------------------------------------------------------------------------
  (State or other jurisdiction of                         (I.R.S.  Employer
   incorporation or organization)                          Identification No.)


   27777 Franklin Road, Southfield, Michigan                       48034
------------------------------------------------------------------------------
   (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code        (248) 948-3058
                                                   ---------------------------

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. __X__

                                   PART I.


ITEM 1.         BUSINESS

The Trust was formed under the laws of Delaware pursuant to an Amended and Restated Trust Agreement dated as of March 1, 1997, among Premier Receivables L.L.C. ("Premier L.L.C."), Chrysler Financial Corporation ("CFC"), and Chase Manhattan Bank Delaware, acting thereunder not in its individual capacity but solely as trustee of the Trust.

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

The Trust has no employees.

ITEM 2.        PROPERTIES

There is nothing to report with regard to this item.


ITEM 3.        LEGAL PROCEEDINGS

There is nothing to report with regard to this item.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There is nothing to report with regard to this item.

                                   PART II.

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS

There is nothing to report with regard to this item.


ITEM 6.        SELECTED FINANCIAL DATA

The selected financial data has been omitted since the required information is included in the financial statements or the notes thereto.


ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The Trust has no employees.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is nothing to report with regard to this item.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                PREMIER AUTO TRUST 1997-1
       STATEMENT OF ASSETS, LIABILITIES AND EQUITY
                    DECEMBER 31, 1997
                 (in millions of dollars)


ASSETS

Cash and Cash Equivalents (Note 1)                   $   64.4

Receivables (Note 3)                                  1,121.2
                                                     --------


TOTAL ASSETS                                         $1,185.6
                                                     ========

LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 1)        $   87.6

Asset Backed Notes (Notes 3 and 4)                    1,098.0
                                                     --------


TOTAL LIABILITIES AND EQUITY                         $1,185.6
                                                     ========





See Notes to Financial Statements.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)


                          PREMIER AUTO TRUST 1997-1
                 STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
      FOR THE PERIOD MARCH 1, 1997 (INCEPTION) THROUGH DECEMBER 31, 1997
                           (in millions of dollars)


CASH RECEIPTS

Proceeds from Sale of Notes and Certificates          $1,500.0

Collections of Principal & Interest, and Other           544.7
                                                      --------

TOTAL CASH RECEIPTS                                    2,044.7
                                                      --------


CASH DISBURSEMENTS

Purchase of Receivables                                1,500.0

Distributions of Principal                               402.0

Distributions of Interest                                 56.6

Distributions of Excess Reserves to Seller                11.2

Distributions of Service Fees                             10.5
                                                      --------

TOTAL CASH DISBURSEMENTS                               1,980.3
                                                      --------

CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS         $   64.4
                                                      ========





See Notes to Financial Statements.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)


                          PREMIER AUTO TRUST 1997-1
                        NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The financial statements of Premier Auto Trust 1997-1 (the "Trust") are prepared on the basis of modified cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles. The primary difference from the accrual basis to this basis is that the financial statements do not record accrued interest receivable on the Receivables or accrued interest payable on the Notes from the most recent Distribution Date to the balance sheet date.

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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)


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


NOTE 4 - PRINCIPAL AND INTEREST PAYMENTS

Interest on the Notes will accrue at the respective fixed per annum interest rates specified above. Interest on the Notes will generally be payable on the sixth day of each month or, if any such day is not a Business Day, on the next succeeding Business Day (each, a "Distribution Date"), commencing April 7, 1997. Principal of the Notes will be payable on each Distribution Date to the extent described in the Prospectus Supplement dated March 4, 1997, and the Prospectus dated March 4, 1997 (collectively, the "Prospectus"); however, no principal payments will be made (i) on the Class A-2 Notes until the Class A-1 Notes have been paid in full, (ii) on the Class A-3 Notes until the Class A-2 Notes have been paid in full, (iii) on the Class A-4 Notes until the Class A-3 Notes have been paid in full or (iv) on the Class B Notes until the Class A-4 Notes have been paid in full. Each class of the Notes will be payable in full on the applicable final scheduled Distribution Date as set forth in the Prospectus. However, payment in full of a class of Notes could occur earlier than such dates as described in the Prospectus. In addition, the Class A-4 Notes and Class B Notes will be subject to redemption in whole, but not in part, on any Distribution Date on which the Servicer exercises its option to purchase the Receivables. The Servicer may purchase the Receivables when the aggregate principal balance of the Receivables shall have declined to 10% or less of the initial aggregate principal balance of the Receivables purchased by the Trust.


NOTE 5 - FEDERAL INCOME TAXES

In the opinion of outside legal counsel, for federal income tax purposes, the Notes will be characterized as debt, and the Trust will not be characterized as an association (or a publicly traded partnership) taxable as a corporation.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)


                          PREMIER AUTO TRUST 1997-1
                        NOTES TO FINANCIAL STATEMENTS


NOTE 6.        FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments have been determined using available market information and valuation methodologies as described below. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

The carrying amounts and estimated fair values of the Trust's financial instruments at December 31, 1997 were as follows:

                                            Carrying          Fair
                                             Amount           Value
                                            --------          ------
                                             (in millions of dollars)

Cash and Cash Equivalents                   $   64.4         $   64.4
Receivables                                 $1,121.2         $1,137.4
Amounts Held for Future Distribution        $   87.6         $  101.0
Asset Backed Notes                          $1,098.0         $1,100.8


Assumptions and Methodologies

The carrying value of cash and cash equivalents approximates market value due to the short maturity of these instruments.

The fair value of receivables was estimated by discounting expected cash flows using rates of loans with similar maturities at December 31, 1997.

The fair value of Asset Backed Notes was estimated using quoted market prices.

The fair value of Amounts Held for Future Distribution was estimated at carrying value for amounts with short-term maturities and at net realizable value for remaining amounts due Premier L.L.C.

Deloitte &
Touche LLP
----------             -------------------------------------------------------
                       Suite 900                      Telephone (313) 396-3000
                       600 Renaissance Center
                       Detroit, Michigan 48243-1704



INDEPENDENT AUDITORS' REPORT


Shareholder and Board of Directors
Chrysler Financial Corporation
Southfield, Michigan

We have audited the accompanying statement of assets, liabilities and equity arising from cash transactions of Premier Auto Trust 1997-1 as of December 31, 1997, and the related statement of cash receipts and disbursements for the period March 1, 1997 (inception) through December 31, 1997. These financial statements are the responsibility of the management of Chrysler Financial Corporation. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1, these financial statements were prepared on the basis of modified cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and equity arising from cash transactions of Premier Auto Trust 1997-1 as of December 31, 1997, and its cash receipts and disbursements for the period March 1, 1997 (inception) through December 31, 1997 on the basis of accounting described in Note 1.


/s/ Deloitte & Touche LLP

January 22, 1998

--------------------
Deloitte Touche
Tohmatsu
International
--------------------

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is nothing to report with regard to this item.


                                  PART III.

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is nothing to report with regard to this item.

ITEM 11.       EXECUTIVE COMPENSATION

There is nothing to report with regard to this item.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is nothing to report with regard to this item.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is nothing to report with regard to this item.

                                   PART IV.

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
               AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

1.  Financial Statements

    Financial statements for Premier Auto Trust 1997-1 as follows:

    Statement of Assets, Liabilities and Equity - December 31, 1997 (page 4 of this report)

    Statement of Cash Receipts and Disbursements for the period March 1, 1997 (inception) through December 31, 1997 (page 5 of this report)

    Notes to financial statements (pages 6, 7, and 8 of this report)

    Independent Auditors' Report (page 9 of this report)

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                AND REPORTS ON FORM 8-K (CONTINUED)


2.  Financial Statement Schedules

    All financial statement schedules have been omitted because the information to be provided therein is included in the financial statements or the notes thereto.

3.  Exhibits

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








                                  Premier Auto Trust 1997-1 (Registrant)
                            By:   Chrysler Financial Corporation, as Servicer
                                  -------------------------------------------




Date:  March 11, 1998       By:   /s/T. F. Gilman
                                  -------------------------------------------
                                  T. F. Gilman, Vice President and Controller
                                                Principal Accounting Officer



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material has been sent to security holders.

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